Form 10-K
period 2002-12-31
AAMES CAPITAL CORP MORTGAGE PASS THROUGH CERTS SER 2002 2
filed 2003-04-11
CIK 1209809

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                             For the fiscal year ended
                                 December 31, 2002

                        Commission file number: 333-54184-07

            AAMES CAPITAL CORP MOTRGAGE PASS THROUGH CERTS SER 2002 2
             (Exact name of Registrant as specified in its Charter)

                CALIFORNIA                                 94-4619902
           (State or other jurisdiction                (I.R.S. Employer
           incorporation or organization)              Identification Number)

              350 South Grand  43rd Floor
              Los Angeles, CA                           90071
         (Address of principal executive offices)      (Zip Code)

            Registrant's telephone number, including area code:
                               (323) 210-5000

          Securities registered pursuant to Section 12(b) of the Act:
                                     none

          Securities registered pursuant to Section 12(g) of the Act:
                                     none.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ].

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31,2002. NOT APPLICABLE.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31,2002.
     NOT APPLICABLE

     DOCUMENTS INCORPORATED BY REFERENCE
     None

     PART I

     ITEM 1.  Business.

     Omitted.

     ITEM 2.  Properties.

     Omitted

     ITEM 3.  Legal Proceedings.


     None.


     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of Certificateholders during the fiscal year covered by this report.


     PART II

     ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     The Trust does not issue stock.

     There is currently no established public trading market for Registrant's Certificates. Registrant believes the Certificates are traded primarily in intra-dealer markets and non-centralized inter-dealer markets.

     As of December 31,2002 the number of registered holders of all class of Certificates was 6.

     ITEM 6.  Selected Financial Data.

     Omitted.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Omitted.

     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Omitted.

     ITEM 8.  Financial Statements and Supplementary Data.

     Omitted.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.


     PART III

     ITEM 10.  Directors and Executive Officers of Registrant.

     Not Applicable.

     ITEM 11.  Executive Compensation.

     Not Applicable.


     ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

     Security ownership of certain beneficial owners. Under the Pooling and Servicing Agreement governing the Trust, the holders of the Certificates generally do not have the right to vote and are prohibited from taking part in management of the Trust. For purposes of this Item and Item 13 only, however, the Certificateholders are treated as "voting security" holders.

     As of December 31, 2002, the following are the only persons known to the Registrant to be the beneficial owners of more than 5% of any class of voting securities:

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-2
     CLASS A-1
     $231.000,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-2
     CLASS A-2
     $33,600,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-2
     CLASS M-1
     $17,325,000
     100.0%


     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-2
     CLASS M-2
     $12,600,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-2
     CLASS M-3
     $11,025,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-2
     CLASS B-1
     $9,450,000
     100.0%


     ITEM 13.  Certain Relationships and Related Transactions.
                       None

     ITEM 14.  Controls and Procedures
               NOT APPLICABLE

     PART IV

     ITEM 15.  Exhibits, Financial Statement Schedules, and Reports on Form
     8-K.

     (a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

     EXHIBITS 99.1 and 99.2

     (b) The following reports on Form 8-K were filed during the period covered by this report.

        There were no Form 8-K filed on behalf of this deal during the period covered by this report.

     (c) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

     (d) Not Applicable. The Trust does not have any subsidiaries or affiliates. Therefore, no financial statements are filed with respect to subsidiaries or affiliates.


                                     SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      By: Aames Capital Acceptance Corporation
                                      as Depositor on behalf of the Registrant


                                          By: /s/: Jon D. Van Deuren
                                                   Jon D. Van Deuren
                                              Senior Vice President, Finance


     Date:  April 11,2003




CERTIFICATION

I, Jon D. Van Deuren, Senior Vice President-Finance of Aames Capital Acceptance Corporation, certify that:

1. I have reviewed this annual report on Form 10-K for the fiscal year ending December 31,2002, of Aames Capital Corporation Mortgage Pass Through Certificates Series 2002-2, and all other reports containing distribution information for the period covered by this annual report;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made. In light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, this report includes all the financial information required to be provided to the trustee under the governing documents of the issuer; and
4. Based on my review of the servicer's annual statement of compliance, the servicer has complied with its servicing obligations and minimum servicing standards.



/s/: Jon D. Van Deuren
Name: Jon D. Van Deuren
Title: Senior Vice President, Finance
       Aames Capital Acceptance Corporation
Date: April 11, 2003


    EXHIBIT INDEX

     Exhibit Document

      99.1 Servicer's Annual Statement of Compliance for Year End
           December 31,2002.

      99.2 Servicer's Annual Independent Accountant's Report for Year End December 31,2002.







99.1

Countrywide
                                                        Home Loans  Logo Here
                                           400 Countrywide Way
                                           Simi Valley, California, 93065-6398
                                           (805) 520-5100

Deutsche Bank National Trust Co
1761 East St, Andrew Place
Santa Ana, CA 92705


Re: Aames 2002-2

OFFICER"S CERTIFICATE

I, Joseph M. Candelario, hereby certify that I am the First Vice President Loan Administration of Countrywide Home Loans, Inc, fka Countrywide funding Corporations. I further certify, with respect to the Servicing Agreements for Countrywide Mortgage Obligations, Inc, the following:

I have reviewed the activities and performances of the Servicer during the fiscal year ended December 31,2002 under the Agreements and, to the best of my knowledge, based on my review, the Servicer has fulfilled all of its duties,responsibilities or obligations under the Agreement throughout the fiscal year.

/s/: Joseph M Candelario                                        4/10/03
Joseph M Candelario                                              Date
First Vice President
Compliance Officer
Loan Administration

Re: Investor Number 7003008 and 7003009


























99.2

                                                      Grant Thornton logo here


Accounts and Management Consultants

REPORT OF INDEPENDENT ACCOUNTS ON MANAGEMENT'S
ASSERTION ON COMPLIANCE WITH MINIMUM SERVICING STANDARDS
SET FORTH IN THE UNIFORM SINGLE ATTESTATION PROGRAM FOR
MORTGAGE BANKERS


Board of Directors
Countrywide Financial Corporation

We have examined management's assertion about Countrywide Financial Corporation (formerly Countrywide Credit Industries, Inc.) and Subsidiaries' (including its wholly-owned subsidiary, Countrywide Home Loan, Inc., ("CHL") and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL)
("the company") compliance with the minimum servicing standards identified in the Mortgage bankers Association of America's Uniform Single Attestation Program for Mortgage Brokers (USAP) as of and for the year ended December 31, 2002 including in the accompanying management assertion. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accounts and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing a reasonable basis for our opinion.
  Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that Countywide Financial Corporation and Subsidiaries (including its wholly-owned subsidiary, Countrywide Home Loans, Inc. and Countrywide Home Loans Servicing L.P., a wholly-owned subsidiary of CHL) complied with the aforementioned minimum servicing standards as of and for the year ended December 31,2002 is fairly stated, in all material respects, except as disclosed in the attached Schedule of Findings.

/s/: Grant Thornton LLP

Los Angeles, California
February 28,2003




Suite 300
1000 Wilshire Blvd
Los Angeles, CA 90017-2464
T 213.627.1717
F 213.624.6793
W www.grantthornton.com

Grant Thornton LLP
US Member of Grant Thornton International



Countrywide Financial Corporation

SCHEDULE OF FINDINGS

December 31,200

Statement of Condition:

Interest on payoffs for four (4) states was not properly credited to the mortgagor per the respective state laws due to a programming error that was not correctly identifying when the Company should be paying, or crediting, the mortgagor.

Criteria:

The Uniform Single Attestation Program for Mortgage Brokers, Section V, Item 4
 requires that interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

Effect:

The Company was mot properly paying, or crediting, the mortgagors for interest on payoffs during the year ended 2002.

Recommendation:

The Company should identify all borrowers who are affected and refund the interest immediately. The Company should also remedy the programming error so that the system will properly identify when the mortgagor should be paid, or credited, for the interest on payoffs.

Corrective Action Plan:

The Company investigated this matter and identified the programming error. The programming error was corrected as of February 10,2003. The Company identified all mortgagors affected and will send a refund to each customer that would have received a refund ar payoff had the error not occurred. The Company expects payment to the mortgagors to occur by April 30, 2003. The Company's Legal Department is also revalidating the interest on escrow rules for all states. The Company's Internal Audit Department will be performing testing in this area to ensure proper interest credit to mortgagors where applicable.













                                                         Countywide Logo Here

Thomas K McLaughlin                         4500 Park Granada
Managing Director                           Calabasas, California 91302-1613
Chief Financial Officer                     (818) 225-3508

February 28,2003

Grant Thornton LLP
100 Wilshire Boulevard
Suite 300
Los Angeles, California 90017

Gentleman:

As of and for the year ended December 31,2002, countrywide Financial Corporation (formerly Countrywide Credit Industries, Inc.,) and Subsidiaries (which include its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL"), and Countrywide Home Loan Servicing L.P., a wholly owned subsidiary of
CHL) (the "company") has complied in all material respects with the minimum servicing standareds set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage bankers, except as disclosed in the attached Schedule of Findings to the report. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $215 million and $240 million, respectively.

The Company investigated the matter noted in the Schedule of Findings and identified a programming error. The programming error was corrected as of February 10,2003. The Company identified all mortgagors affected and will send a refund to each customer that would have received a refund at payoff had the error not occurred. The Company expects payment to the mortgagors to occur by April 30, 2003. The Company's Legal Department is also revalidating the interest on escrow rules for all sates. The Company's Internal Audit Department will be performing testing in this area to ensure proper interest credit to mortgagors where applicable.

Sincerely,

/s/: Thomas K McLaughlin
Thomas K McLaughlin
Senior Managing Director and
Chief Financial Officer